Form 10QSB
period 1999-06-30
MULLY CORP
filed 1999-08-13
CIK 1082233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

                        Commission File Number: 000-25609



                                   MULLY CORP.
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1381946
                        (IRS Employer Identification No.)

                        2851 South Parker Road, Suite 720
                                August, Colorado
                    (Address of principal executive offices)

                                      80014
                                   (Zip Code)

                                 (303) 671-8920
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a)      Exhibits

                 EX-27            Financial Data Schedule

        (b)      Reports on Form 8-K

                 None.



Mully Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  June      December
                                                30, 1999    31, 1998
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $       0  $       0
                                                ---------  ---------
TOTAL ASSETS                                    $       0  $       0
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                $     500  $       0
                                                ---------  ---------

Total Current Liabilities                             500          0
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 25,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Additional Paid In Capital On Common Stock            450        450

Deficit Accumulated During The
  Development Stage                                (1,000)      (500)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                           (500)         0
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $       0  $       0
                                                =========  =========















              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited   November 4,
                                  6 Month       6 Month       1996
                                Period Ended  Period Ended   Through
                                    June          June         June
                                  30, 1999      30, 1998     30, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Office                                     0             0         500
Legal And Accounting                     500             0         500
                                ------------  ------------  ----------
Total                                    500             0       1,000
                                ------------  ------------  ----------

Net (Loss)                      $       (500) $          0  $   (1,000)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.00)       ($0.00)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.





Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                   June         June
                                                 30, 1999      30, 1998
                                               ------------  ------------
Revenue                                        $          0  $          0
                                               ------------  ------------
Expenses:

Office                                                    0             0
Legal and Accounting                                      0             0
                                                ------------  ------------
Total                                                     0             0
                                               ------------  ------------

Net (Loss) Before Other Income                 $          0  $          0

Other Income - Interest                                   0             0
                                               ------------  ------------
Net Income (Loss)                              $          0  $          0
                                               ============  ============

Basic Earnings (Loss)
 Per Share                                     $       0.00  $       0.00
                                               ============  ============
Weighted Average Common Shares
 Outstanding                                        500,000       500,000
                                               ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    November 4,
                                   6 Month       6 Month        1996
                                 Period Ended  Period Ended    Through
                                    June          June          June
                                  30, 1999      30, 1998      30, 1999
                                 ------------  ------------  ----------
Net (Loss) Accumulated During
  The Development Stage          $       (500) $          0  $   (1,000)

Issuance of Common Stock For
  Cash Advances & Services                  0             0         500

Increase (Decrease) in
  Account Payable                         500             0         500

                                 ------------  ------------  ----------
 Net Flows From Operations                  0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Cash Flows From Financing                   0             0           0
                                 ------------  ------------  ----------
Net Increase In Cash                        0             0           0
Cash At Beginning Of Period                 0             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $          0  $          0  $        0
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $      500
                                 ============  ============  ==========














              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.





Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------

                                                                              Deficit
                                                                            Accumulated
                          Number Of Number Of                    Additional During The
                           Common  Preferred   Common  Preferred  Paid-In   Development
                           Shares    Shares    Stock     Stock    Capital      Stage     Total
                          -------    ------    ------    -----    -------      -----     -----
Balance At
  November 4, 1996              0         0    $    0    $   0    $     0      $   0     $   0

Issuance Of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company &
  Services at $.001
  Per Share               500,000         0        50        0        450         0        500

Net (Loss)                                                                     (500)      (500)
                          -------    ------    ------    -----    -------      -----      -----

Balance At December 31,
  1996, 1997, and 1998    500,000         0    $   50    $   0    $   450      $(500)     $   0

Net (Loss)                                                                      (500)      (500)
                          -------    ------    ------    -----    -------    -------      -----

Balance at June 30, 1999  500,000         0    $   50    $   0    $   450    $(1,000)     $(500)
                          =======    ======    ======    =====    =======    =======      =====




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.


Mully Corp.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1999
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month interim periods ended June 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments
(consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's audited financial statement for the fiscal year ended December 31, 1998 included in this Form 10-SB Registration Statement as filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULLY CORP.
                                        (Registrant)

                                        Dated:  August 12, 1999



                                        By: s/Andrew I. Telsey
                                           -----------------------------------
                                           Andrew I. Telsey, President

                                   MULLY CORP.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................12