Form 10QSB
period 1999-09-30
MULLY CORP
filed 1999-11-09
CIK 1082233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 500,000 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the nine month period ended September 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Mully Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
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
                                                =========  =========















              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited   November 4,
                                  9 Month       9 Month       1996
                                Period Ended  Period Ended   Through
                                 September     September    September
                                  30, 1999      30, 1998     30, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Office                                     0             0         500
Legal And Accounting                     500             0         500
                                ------------  ------------  ----------
Total                                    500             0       1,000
                                ------------  ------------  ----------

Net (Loss)                      $       (500) $          0  $   (1,000)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.00)       ($0.00)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                September     September
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
                                               ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    November 4,
                                   9 Month       9 Month        1996
                                 Period Ended  Period Ended    Through
                                  September     September     September
                                  30, 1999      30, 1998      30, 1999
                                 ------------  ------------  ----------
Net (Loss) Accumulated During
  The Development Stage          $       (500) $          0  $   (1,000)

Issuance of Common Stock For
  Cash Advances & Services                  0             0         500

Increase (Decrease) in
  Account Payable                         500             0         500

                                 ------------  ------------  ----------
 Net Flows From Operations                  0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Cash Flows From Financing                   0             0           0
                                 ------------  ------------  ----------
Net Increase In Cash                        0             0           0
Cash At Beginning Of Period                 0             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $          0  $          0  $        0
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $      500
                                 ============  ============  ==========














              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Mully Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------

                                                                              Deficit
                                                                            Accumulated
                          Number Of Number Of                    Additional During The
                           Common  Preferred   Common  Preferred  Paid-In   Development
                           Shares    Shares    Stock     Stock    Capital      Stage     Total
                          -------    ------    ------    -----    -------      -----     -----
Balance At
  November 4, 1996              0         0    $    0    $   0    $     0      $   0     $   0

Issuance Of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company &
  Services at $.001
  Per Share               500,000         0        50        0        450         0        500

Net (Loss)                                                                     (500)      (500)
                          -------    ------    ------    -----    -------      -----      -----

Balance At December 31,
  1996, 1997, and 1998    500,000         0    $   50    $   0    $   450      $(500)     $   0

Net (Loss)                                                                      (500)      (500)
                          -------    ------    ------    -----    -------    -------      -----

Balance at
  September 30, 1999      500,000         0    $   50    $   0    $   450    $(1,000)     $(500)
                          =======    ======    ======    =====    =======    =======      =====




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.


Mully Corp.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1999

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim periods ended September 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's audited financial statement for the fiscal year ended December 31, 1998 included in its Form 10-SB Registration Statement as filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULLY CORP.
                                        (Registrant)

                                        Dated:  November 9, 1999



                                        By:   s/Andrew I. Telsey
                                           ------------------------
                                           Andrew I. Telsey, President

                                   MULLY CORP.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................13