Form 10KSB
period 1999-12-31
MULLY CORP
filed 2000-03-03
CIK 1082233

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No. 000-24447

                                   MULLY CORP.
                                   -----------
                 (Name of small business issuer in its charter)

          Nevada                                                84-1381946
          ------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                            12835 East Arapahoe Road,
                               Tower I, Penthouse
                            Englewood, Colorado 80112
                                 (303) 768-9221
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---

Issuer's revenues for its most recent fiscal year: $ -0-
                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1999: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Six Pages.
                 Exhibit Index is Located at Page Twenty Three.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                   MULLY CORP.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I

Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         6
Item 3.    Legal Proceedings.........................................         6
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................         6

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................         7
Item 7     Financial Statements......................................         9
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        20


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        20
Item 10.   Executive Compensation....................................        21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        22
Item 12.   Certain Relationships and Related
               Transactions..........................................        23

PART IV

Item 13.   Exhibits and Reports of Form 8-K..........................        23


SIGNATURES...........................................................        24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Mully Corp. (the "Company") was incorporated on November 4, 1996 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     During the fiscal year ended December 31, 1999, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about June 7, 1999. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Subsequent Event

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no definitive agreement between the Company and any third party providing for the Company to merge or acquire any assets. However, applicable thereto, on February 4, 2000, the Company entered into a letter of intent with the Baby's Best Infant Formula, Inc. ("BBI"), a privately held Florida corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of BBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a forward split whereby 4 shares of common stock shall be issued in exchange for each share of common stock then issued and outstanding, in order to establish the number of issued and outstanding common shares at closing to be 2,000,000; and (ii) thereafter, issue to the BBI shareholders an aggregate of 18,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of BBI.

     The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by the BBI shareholders and the approval of the proposed transaction by the shareholders of the Company. If the proposed transaction with BBI is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of BBI. If these conditions are met, it is expected that the proposed transaction with BBI will close by the end of March 2000. However, there are no assurances that the proposed transaction will close on the aforesaid date, or that any unforeseen delay will occur.

Employees

     During the fiscal year ended December 31, 1999, the Company had no full time employees. The Company's President, Secretary and Treasurer has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. During the fiscal year ended December 31, 1999, the Company operated from its offices at 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, which space was provided to the Company on a rent free basis by Andrew I. Telsey, a shareholder, director and officer of the Company. In February 2000, the Company moved to 12835 E. Arapahoe Road, Tower I, Penthouse, Englewood, Colorado 80112, which space is also provided by Mr. Telsey on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company.

     (b) Holders. There are eleven (11) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2000, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.
         -----------------

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. Applicable thereto and as of the date of this report, effective February 7, 2000, the Company entered into a letter of intent with the BBI, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of BBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a forward split of its issued and outstanding common shares, whereby 4 shares of common stock are proposed to be issued in exchange for each share of common stock then issued and outstanding; and (ii) thereafter, issue to the BBI shareholders an aggregate of 18,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of BBI.

     The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by the BBI shareholders and the approval of the proposed transaction by the shareholders of the Company. If the proposed transaction with BBI is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of BBI. If these conditions are met, it is expected that the proposed transaction with BBI will close by the end of March 2000. However, there are no assurances that the proposed transaction will close or that any unforeseen delay will occur.

     In the event the aforesaid transaction does not close, management of the Company will continue to have discussions with other potential merger or acquisition candidates. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President, Secretary and Treasurer has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                                  MULLY CORP.

                         Audited Financial Statements

                 For the Years Ended December 31, 1999 and 1998
                   and the Period November 4, 1996 (Inception)
                            through December 31, 1999

                                 Mully Corp.


                              TABLE OF CONTENTS


                                                                          Page

                                                                          ----

Independent Auditors' Report                                              F-1

Financial Statements

     Balance Sheet                                                        F-2

     Statement of Operations                                              F-3

     Statement of Cash Flow                                               F-4

     Statement of Shareholders' Equity (Deficit)                          F-5

     Notes to the Financial Statements                             F-6 to F-8

HORTON & COMPANY
Certified Public Accountants and Business Consultants, L.L.C.





                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mully Corp.
Aurora, Colorado

We have audited the accompanying consolidated balance sheets of Mully Corp. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period November 4, 1996 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mully Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for years then ended, and for the period November 4, 1996 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  s/Horton & Company, LLC

                                                  HORTON & COMPANY, L.L.C.

March 2, 2000


1680 ROUTE 23, SUITE 110, WAYNE, NEW JERSEY  07470
TEL: 973-305-9800, FAX: 973-305-8213
                           A Member of the Division for CPA firms;
                           American Institute of Certified Public Accountants


Mully Corp.
(A Development Stage Company)
Balance Sheet
------------------------------------------------------------------------------

                                                                     December
                                                                     31, 1999
                                                                     --------
ASSETS                                                               $      0
                                                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES - Due to Shareholder                                          500
                                                                     --------
SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, .001 Par Value

Authorized 25,000,000 Shares; Issued                                        0
And Outstanding -0- Shares

Common Stock, $.0001 Par Value
Authorized 100,000,000 Shares; Issued

And Outstanding 500,000 Shares                                             50

Additional Paid In Capital On Common Stock                                450

Deficit Accumulated During The Development Stage                       (1,000)
                                                                     --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     (500)
                                                                     --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT)                                                    $      0
                                                                     ========





















          The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Mully Corp.
(A Development Stage Company)
Statement Of Operations
------------------------------------------------------------------------------

                                                                   November
                                                                   4, 1996
                                                                 (Inception)
                                                                   Through
                                               December  December  December
                                               31, 1999  31, 1998  31, 1999
                                               --------  --------  --------
Revenue                                        $      0  $      0  $      0
                                               --------  --------  --------
Expenses:

Office                                                0         0       500
Legal and Accounting                                500         0       500
                                               --------  --------  --------
Total                                               500         0     1,000
                                               --------  --------  --------

Net (Loss)                                     $   (500) $      0  $ (1,000)
                                               ========  ========  ========

Basic (Loss) Per Common Share                  $   0.00  $   0.00  $  (0.00)
                                               ========  ========  ========

Basic Common Shares Outstanding                 500,000   500,000   500,000
                                               ========  ========  ========



























          The Accompanying Notes Are An Integral Part Of These Financial
Statements.

Mully Corp.
(A Development Stage Company)
Statement Of Cash Flows
------------------------------------------------------------------------------

                                                                   November
                                                                   4, 1996
                                                                  (Inception)
                                                                   Through
                                               December  December  December
                                               31, 1999  31, 1998  31, 1999
                                               --------  --------  --------
Net (Loss) Accumulated During

 The Development Stage                         $   (500) $      0  $ (1,000)
                                               --------  --------  --------
Issuance of Common Stock for
  Cash Advances & Services                            0         0       500
Expenses Paid by Shareholder                        500         0       500
                                               --------  --------  --------

Net Cash Flows From Operations                        0         0         0
                                               --------  --------  --------

Cash Flows From Financing
Activities:

                                                      0         0         0
                                               --------  --------  --------

Net Cash Flows From Financing                         0         0         0
                                               --------  --------  --------

Net Increase In Cash                                  0         0         0
Cash At Beginning Of Period                           0         0         0
                                               --------  --------  --------

Cash At End Of Period                          $      0  $      0  $      0
                                               ========  ========  ========




Non - Cash Activities:

Stock Issued For Cash Advances & Services      $      0  $      0  $    500
                                               ========  ========  ========
Expenses Paid by Shareholder                   $    500  $      0  $    500
                                               ========  ========  ========







          The Accompanying Notes Are An Integral Part Of These Financial
Statements.



Mully Corp.
(A Development Stage Company)
Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------

                                                                              Deficit
                                                                            Accumulated
                          Number Of Number Of                    Additional During The
                           Common  Preferred   Common  Preferred  Paid-In   Development
                           Shares    Shares    Stock     Stock    Capital      Stage      Total
                          -------    ------    ------    -----    -------     -------     -----
Balance At
  November 4, 1996              0         0    $    0    $   0    $     0      $    0     $   0

Issuance Of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company &
  Services at $.001
  Per Share               500,000         0        50        0        450           0       500

Net (Loss)                                                                       (500)     (500)
                          -------    ------    ------    -----    -------     -------     -----

Balance At December 31,
  1996, 1997, and 1998    500,000         0    $   50    $   0    $   450     $  (500)    $   0

Net (Loss)                                                                       (500)     (500)
                          -------    ------    ------    -----    -------     -------     -----

Balance At December 31,
  1999                    500,000         0    $   50    $   0    $   450     $(1,000)    $(500)
                          =======    ======    ======    =====    =======     =======     =====






























     The Accompanying Notes Are An Integral Part Of These Financial Statements.


Mully Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended December 31, 1999 and 1998
-----------------------------------------------------


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:

On November 4, 1996, Mully Corp. (the "Company") was incorporated under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

Development Stage:

The Company entered the Development stage in accordance with SFAS No. 7 on November 4, 1996. Its purpose is to evaluate, structure and complete a merger with, or acquisition a privately owned corporation.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal years ended December 31, 1999 and 1998 was $-0-. Cash paid for income taxes in fiscal years ended December 31, 1999 and 1998 was $-0-.

Basic (Loss) per Common Share:

Basic (Loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at December 31, 1999 and December 31, 1998. (See Note 6)

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Mully Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended December 31, 1999 and 1998
-----------------------------------------------------


Note 2 - Capital Stock and Capital in Excess of Par Value
---------------------------------------------------------

The Company initially authorized 100,000,000 shares of $.0001 par value common stock and 25,000,000 shares of $.001 par value preferred stock. On November 4, 1996, the Company issued 500,000 shares of common stock for services valued at $350, and for cash advances paid on behalf of the Company of $150, for a total of $500.

Note 3 - Related Party Events

-----------------------------

The Company maintains a mailing address at an officer's place of business. This address is located at 12835 E. Arapahoe Road, Tower I, Penthouse, Englewood, Colorado 80112. At this time the Company has no need for an office. As of December 31, 1999 management has incurred a minimal amount of time and expense on behalf of the Company.

Also, during the fiscal year ended December 31, 1999, Andrew I. Telsey, a shareholder and officer of the Company, advanced the Company the principal amount of $500 to cover expenses. This loan is non-interest bearing and due upon demand. It is anticipated that Mr. Telsey will forgive this loan upon the closing of a merger or acquisition, or the balance will be paid by the surviving company.

Note 4 - Income Taxes

---------------------

At December 31, 1999, the Company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $1,000 which, if not used, will expire in the years 2011 through 2019.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of December 31, 1999, the Company has a deferred tax asset of $10 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The increase in the valuation allowance for 1999 is $150.

Note 5 - Basis of Presentation

------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

Mully Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended December 31, 1999 and 1998
-----------------------------------------------------

Note 6 - New Accounting Pronouncement

-------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997. However, the Company has a simple capital structure for the periods presented and therefore, there is no effect on the earnings per share presented due to the Company's adoption of SFAS No. 128.

Note 7 - Subsequent Events

--------------------------

Effective February 7, 2000, the Company entered into a letter of intent with the Baby's Best Infant Formula, Inc. ("BBI"), a privately held Florida corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of BBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a forward split whereby 4 shares of common stock shall be issued in exchange for each share of common stock then issued and outstanding, in order to establish the number of issued and outstanding common shares at closing to be 2,000,000; and (ii) thereafter, issue to the BBI shareholders an aggregate of 18,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of BBI.

         The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by the BBI shareholders and the approval of the proposed transaction by the shareholders of the Company. If the proposed transaction with BBI is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of BBI. If these conditions are met, it is expected that the proposed transaction with BBI will close by the end of March 2000. However, there are no assurances that the proposed transaction will close on the aforesaid date, or that any unforeseen delay will occur.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Andrew I. Telsey            46          President, Secretary,
                                        Treasurer and Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Andrew I. Telsey, President, Secretary, Treasurer and a director. Mr. Telsey has held his positions with the Company since its inception. From 1984 through the present, Mr. Telsey has been employed by Andrew I. Telsey, P.C., Aurora, Colorado, a professional corporation engaged in the practice of law, emphasizing securities law, mergers, acquisitions and general business matters. This firm is legal counsel to the Company. Also, Mr. Telsey is a director of Cavion Technologies, Inc., a publicly held Colorado corporation which completed its initial public offering in November 1999. Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in 1979 and a Bachelor of Arts degree from Ithaca College in 1975. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, provided that there were any changes to such persons respective stock holdings in the Company during the previous fiscal year. Based upon information provided to the Company, there have been no changes in the securities holdings of any person during the past fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1999 and 1998 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-              All
Name                             Annual   Restricted   lying             Other
and                              Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)         ($)       (#)       ($)     ($)
----------  ----  ------  -----  ------    --------   -------   -------  ------
Andrew I.
Telsey,
President &       (1)(2)
Director    1999  $    0  $   0  $    0    $      0         0  $     0  $    0
            1998       0      0       0           0         0        0       0
-------------------------
<F1>

(1)      Mr. Telsey did not receive any salary during the fiscal years ended December
         31, 1999 and 1998 from the Company.
<F2>

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ended
         December 31, 2000, except in the event the Company successfully consummates a business combination.

                                                                              21

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended December 31, 1999.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1999.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and           Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
--------    -------------------------   ----------     ----------

Common      Andrew I. Telsey             260,000           52%
            2851 South Parker Road
            Suite 720
            Aurora, CO  80014

Common      All Officers and             260,000           52%
            Directors as a
            Group (1 person)



     The balance of the Company's outstanding Common Shares are held by 10 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently operates from its offices at 12835 E. Arapahoe Road, Tower I, Penthouse, Englewood, Colorado 80112. This space, as well as the space utilized by the Company during the fiscal year ended December 31, 1999, is and was provided to the Company on a rent free basis by Andrew I. Telsey, an officer and director of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.

     Also, during the fiscal year ended December 31, 1999, Mr. Telsey loaned the Company the principal balance of $500 to cover expenses. This loan is non-interest bearing and due upon demand. It is anticipated that Mr. Telsey will forgive this loan upon the closing of a merger or acquisition, or the balance will be paid by the surviving company.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1* Certificate and Articles of Incorporation

     3.2* Bylaws

     EX-27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on March 19, 1999, and are incorporated by reference herein.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 7, 2000, advising that the Company entered into a letter of intent with BBI, a privately held Florida corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of BBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction are described elsewhere herein. The contents of this Form 8-K are incorporated herein as if set forth. The Company did not file any other reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2000.

                                       MULLY CORP.
                                       (Registrant)


                                       By: s/Andrew I. Telsey
                                         -------------------
                                         Andrew I. Telsey, President
                                         Secretary and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2000.

 s/Andrew I. Telsey
--------------------
Andrew I. Telsey,
President, Secretary,
Treasurer and Director

                                   MULLY CORP.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................26