Form 10QSB
period 2000-03-31
BABYS BEST COM INC
filed 2000-09-19
CIK 1082233

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                         COMMISSION FILE NUMBER: 0-25609

                         BABY'S BEST LABORATORIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1381946
                        ---------------------------------
                        (IRS Employer Identification No.)

                       1600 S. FEDERAL HIGHWAY SUITE 300,
                            BOCA RATON, FLORIDA 33432
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 361-8020
                           ---------------------------
                           (Issuer's Telephone Number)

                              BABY'S BEST.COM, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

 CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
   AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
                                 YES [X] NO [ ].

                         BABY'S BEST LABORATORIES, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED


                                     ASSETS
                                     ------

                                                                    MARCH 31,
                                                                      2000
                                                                   ----------
      Assets:
         Current assets:
         Cash                                                      $   69,309
                                                                   ----------
         Property plant & equipment, net                                5,259
                                                                   ----------
         Other assets:
         Goodwill, net                                                246,325
         Deposits                                                         856
                                                                   ----------
            Total other assets                                        247,181
                                                                   ----------
            Total assets                                           $  321,749
                                                                   ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

     Current liabilities:
         Note payable                                              $  100,000
         Accrued liabilities                                            7,190
                                                                   ----------
            Total current liabilities                                 107,190
                                                                   ----------
     Stockholders' equity:
         Preferred stock; $0.001 par value; 5,000,000
            authorized shares; -0- shares issued and outstanding           --
         Common stock, $0.001 par value; 100,000,000 authorized
            shares; 20,000,000 shares issued and outstanding           20,000
         Additional paid-in capital                                   241,000
         Accumulated deficit during development stage                 (46,441)
                                                                   ----------
            Total stockholders' equity                                214,559
                                                                   ----------
            Total liabilities and stockholders' equity             $  321,749
                                                                   ==========


            See accompanying notes to condensed financial statements.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
================================================================================

                                                                        NOVEMBER 24, 1999
                                                         THREE MONTHS      (INCEPTION)
                                                            ENDED            THROUGH
                                                        MARCH 31, 2000    MARCH 31, 2000
                                                        --------------    --------------
Revenue                                                 $           --    $           --

Selling, general and administrative expenses                    45,572            46,441
                                                        --------------    --------------

Loss from operations                                           (45,572)          (46,441)
                                                        --------------    --------------

Provision (benefit) for income taxes                                --                --
                                                        --------------    --------------

Net loss                                                $      (45,572)   $      (46,441)
                                                        ==============    ==============

Net loss per share - basic and diluted                  $           --
                                                        ==============

Weighted average number of shares - basic and diluted   $   16,318,681
                                                        ==============

                See accompanying notes to condensed financial statements.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                      NOVEMBER 24, 1999
                                                       THREE MONTHS      (INCEPTION)
                                                          ENDED            THROUGH
                                                      MARCH 31, 2000   MARCH 31, 2000
                                                       ------------     ------------
Net cash used by operating activities                  $    (40,382)    $    (40,382)

Cash flow from investing activities:
     Purchase of property and equipment                      (2,500)          (2,500)
     Investment in Mully Corporation                       (250,000)        (250,000)
                                                       ------------     ------------
         Total cash used by investing activities           (252,500)        (252,500)
                                                       ------------     ------------

Cash flow from financing activities:
     Loans from related parties                             112,191          112,191
     Issuance of common stock for cash                      250,000          250,000
                                                       ------------     ------------
         Total cash provided by financing activities        362,191          362,191
                                                       ------------     ------------

Net increase in cash                                         69,309           69,309

Cash at beginning of period                                      --               --
                                                       ------------     ------------

Cash at end of period                                  $     69,309     $     69,309
                                                       ============     ============

SUPPLEMENTARY INFORMATION:

Non cash transactions affecting investing and
     financing activities:
         Assets acquired under notes payable           $      3,036     $      3,036
                                                       ============     ============

            See accompanying notes to condensed financial statements.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Baby's Best Laboratories, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1999 as found in the Company's 8-K/A.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

The Company was incorporated on November 24, 1999 in the state of Florida. The Company intends to license and market infant formula throughout the United States and in certain foreign markets. The Company will also develop and market related products for infants, young adults and senior citizens.

The Company has made no significant product sales to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

The Company merged with Mully Corporation on March 7, 2000 and the new corporation formed was named Baby's Best.com, Inc. On May 12, 2000, Baby's Best.com, Inc. changed its name to Baby's Best Laboratories, Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2000, the Company has no cash or cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2000:

     Machinery and equipment                            $  5,536
     Less: accumulated depreciation                         (277)
                                                        --------

     Property and equipment, net                        $  5,259
                                                        ========

Depreciation expense for the period ended March 31, 2000 was $277.

NOTE 5 - ACQUISITION

On March 7, 2000, Mully Corporation ("Mully"), of Nevada, acquired all of the outstanding common shares (voting and non-voting) of the Company. As consideration, Mully issued an aggregate of 15,000,000 shares of common stock to the shareholders of Baby's Best. In addition, Baby's Best paid $250,000 in cash to the stockholders of Mully. For accounting purposes, the acquisition has been treated as an acquisition of Mully by the Company and as a recapitalization of the Company. Goodwill of $250,500 was recorded, and is being amortized over a period of sixty (60) months. Mully changed its name to "Baby Best.com, Inc." and reincorporated in Florida. The former principal shareholder of Baby's Best now has the controlling interest in the surviving company.

NOTE 6 - NOTE PAYABLE

At March 31, 2000, the Company has a note payable to an individual for $100,000. The note bears interest at 13.5%. Principal and interest are due on or before September 1, 2000.

NOTE 7 - CAPITAL STOCK

The Company issued 3,000,000 shares of common stock in March 2000. The net amount obtained from the issuance was $250,000 (see Note 5).

NOTE 8 - SUBSEQUENT EVENTS

In March 2000, the Company commenced a Regulation D 506 common stock offering at $2.00 per share, and, as a result of the offering, the Company issued 291,250 shares of common stock for $273,500, net of costs during the second quarter of 2000. The Company is continuing the offering.

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

OVERVIEW

Baby's Best intends to offer numerous baby products, including Baby's Best Premium, a unique infant formula, which Baby's Best believes to be a far more easily digested product and which provides more nourishment per feeding than the two leading infant formulas, Similac and Enfamil, with better taste. Baby's Best Premium is expected to be the first infant formula approved for sale in the U.S. in over 20 years. Baby's Best has completed its comparison tests while working with the U.S. Food and Drug Administration ("FDA"). Documentation seeking approval to conduct clinical trials have been submitted to the FDA and are ready to be approved.

The Company has developed an entire family of products including Baby's Best Premium, Baby's Best Soyalike, Soy based protein, Baby's Best 11 designed for export which contains a higher level of protein than is required in the United States, Personal Choice supplemental food product for teens to the elderly, and full fat and non fat whey based milk products. These products may be sold under the Baby's Best brand name but may also be manufactured using store brands or private labels for certain merchants.

Other products expected to be available in near future, include Bib'ems disposable bibs, Pad'ems disposable changing pads, and Burp'ems disposable burping pads.

The Company completed its comparison tests while working with the FDA and the local Institutional Review Board ("IRB") enabling the Company to submit protocols and seek approval to conduct clinical trials. Clinical trials are expected to be completed in late 2000 and regulatory approval received by the end of 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

Baby's Best is in the development stage and did not realize any revenues for the three months ended March 31, 2000. All of its efforts were focused on completing development of its core products. General and administrative expenses were

$45,572 for the three months ended March 31, 2000. All of such amount was for salaries and other general expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, Baby's Best had $69,309 of cash and current liabilities of $107,190, of which $100,000 was a loan from a shareholder. Management estimated that the Company would require approximately $500,000 to $1,000,000 to complete product development and clinical trials prior to an anticipated product launch by the end of 2000. In March 2000, the Company commenced a private placement of its common stock for $2.00 per share and through June 30, 2000 had raised approximately $522,000 in cash from the private placement.

The Company was also seeking additional sources of funds, including strategic partners. If regulatory approval is received in 2000, the Company may be required to seek funding to manufacture initial product inventory.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS         None

ITEM 2.  CHANGES IN SECURITIES     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)        Exhibits

     27        Financial Data Schedule

(b)        Reports on Form 8-K

     March 21, 2000 reporting reverse merger with Mully Corp.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BABY'S BEST LABORATORIES, INC.

Dated:  September 12, 2000

                              By: /s/ PATRICIA BISHOP
                                  --------------------------
                                  Patricia Bishop, President