Form 10QSB
period 2000-06-30
BABYS BEST COM INC
filed 2000-09-19
CIK 1082233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                                     ASSETS
                                     ------

                                                                       JUNE 30,
                                                                         2000
                                                                      ---------

Assets:
    Current assets:
    Cash                                                              $  68,533
    Loans receivable                                                      5,153
                                                                      ---------
       Total current assets                                              73,686
                                                                      ---------

    Property plant & equipment, net                                      42,340
                                                                      ---------

    Other assets:
    Goodwill, net                                                       233,800
    Deposits                                                                856
                                                                      ---------
       Total other assets                                               234,656
                                                                      ---------

       Total assets                                                   $ 350,682
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
    Note payable                                                      $ 100,000
    Accrued liabilities                                                  22,439
                                                                      ---------
       Total current liabilities                                        122,439
                                                                      ---------

Stockholders' equity:
    Preferred stock; $0.001 par value; 5,000,000 authorized shares;
       -0- shares issued and outstanding                                     --
    Common stock, $0.001 par value; 100,000,000 authorized
       shares; 20,141,250 shares issued and outstanding                  20,141
    Additional paid-in capital                                          558,449
    Accumulated deficit during development stage                       (350,347)
                                                                      ---------
       Total stockholders' equity                                       228,243
                                                                      ---------

       Total liabilities and stockholders' equity                     $ 350,682
                                                                      =========


          See accompanying notes to condensed financial statements.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
================================================================================

                                                                       NOVEMBER 24, 1999
                                                          SIX MONTHS      (INCEPTION)
                                                            ENDED            THROUGH
                                                        JUNE 30, 2000    JUNE 30, 2000
                                                        -------------    -------------
Revenue                                                 $          --    $          --

Selling, general and administrative expenses                  346,103          346,972
                                                        -------------    -------------

Loss from operations                                         (346,103)        (346,972)
                                                        -------------    -------------

Interest expense                                               (3,375)          (3,375)
                                                        -------------    -------------

Provision (benefit) for income taxes                               --               --
                                                        -------------    -------------

Net loss                                                $    (349,478)   $    (350,347)
                                                        =============    =============

Net loss per share - basic and diluted                  $       (0.02)
                                                        =============

Weighted average number of shares - basic and diluted   $  18,180,267
                                                        =============

          See accompanying notes to condensed financial statements.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                       NOVEMBER 24, 1999
                                                         SIX MONTHS       (INCEPTION)
                                                           ENDED            THROUGH
                                                       JUNE 30, 2000     JUNE 30, 2000
                                                       -------------     -------------
Net cash used by operating activities                  $    (310,083)    $    (310,083)

Cash flow from investing activities:
     Purchase of property and equipment                       (6,075)           (6,075)
     Investment in Mully Corporation                        (250,000)         (250,000)
                                                       -------------     -------------
         Total cash used by investing activities            (256,075)         (256,075)
                                                       -------------     -------------

Cash flow from financing activities
     Loans from related parties                              112,191           112,191
     Issuance of common stock for cash                       522,500           522,500
                                                       -------------     -------------
         Total cash provided by financing activities         634,691           634,691
                                                       -------------     -------------

Net increase in cash                                          68,533            68,533

Cash at beginning of period                                       --                --
                                                       -------------     -------------

Cash at end of period                                  $      68,533     $      68,533
                                                       =============     =============


Supplementary information:

Non cash transactions affecting investing and
     financing activities:
         Assets acquired under notes payable           $       3,036     $       3,036
                                                       =============     =============
         Equipment contributed                         $      35,090     $      35,090
                                                       =============     =============
         Stock issued for services                     $      10,000     $      10,000
                                                       =============     =============

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1999 and found in the Company's 8-k/a.

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

The Company merged with Mully Corporation on March 7, 2000 and the new corporation formed was named Baby's Best.com, Inc. On May 12, 2000, Baby's Best
 .com, Inc. changed its name to Baby's Best Laboratories, Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2000, the Company has no cash or cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BABY'S BEST LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000:

Furniture and fixtures                $   5,938
Computer software                         8,000
Machinery and equipment                  30,262
Less: accumulated depreciation           (1,860)
                                      ---------

Property and equipment, net           $  42,340
                                      =========

Depreciation expense for the period ended June 30, 2000 was $1,860.

NOTE 5 - ACQUISITION

On March 7, 2000, Mully Corporation ("Mully"), of Nevada, acquired all of the outstanding common shares (voting and non-voting) of the Company. As consideration, Mully issued an aggregate of 15,000,000 shares of common stock to the shareholders of Baby's Best. In addition, Baby's Best.com paid $250,000 in cash to the stockholders of Mully. For accounting purposes, the acquisition has been treated as an acquisition of Mully by the Company and as a recapitalization of the Company. Goodwill of $250,500 was recorded, and is being amortized over a period of sixty (60) months. Mully changed its name to "Baby Best.com, Inc." and reincorporated in Florida. The former principal shareholder of Baby's Best.com now has the controlling interest in the surviving company.

NOTE 6 - NOTE PAYABLE

At June 30, 2000, the Company had a note payable to an individual for $100,000 due on or before September 1, 2000. The note bears interest at 13.5%. Principal and interest were paid off on August 22, 2000.

NOTE 7 - CAPITAL STOCK

The Company issued 3,000,000 shares of common stock in March 2000. The net amount obtained from the issuance was $250,000 (see Note 5).

The Company issued 136,250 shares of common stock in May and June 2000. The net amount obtained from the issuance was $272,500.

The Company issued 5,000 shares of common stock for services in June 2000. Professional fees were recorded at $10,000 or $2.00 per share, and are reflected in the statement of operations.

NOTE 8 - SUBSEQUENT EVENTS

The  Company  has  contracted  with the  international  division of one of the
largest   distributors  world  wide  to  become  a  division  of  Baby's  Best
Laboratories, Inc. in Central, South and Latin America.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000

Baby's Best is in the development stage and did not realize any revenues for the six months ended June 30, 2000. All of its efforts were focused on completing development of its core products. General and administrative expenses were $346,103 for the six months ended June 30, 2000. All of such amounts were for salaries and general and administrative expenses including clinical research costs of $100,000. Interest expense on the outstanding note was $3,375.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, Baby's Best had $68,533 of cash and current liabilities of $122,439, of which $100,000 was a loan from a shareholder. This loan was paid off in August 2000. Management estimated that the Company would require approximately $500,000 to $1,000,000 to complete product development and clinical trials prior to an anticipated product launch by the end of 2000. In March 2000, the Company commenced a private placement of its common stock for $2.00 per share and through June 30, 2000 had raised approximately $522,000 in cash from the private placement. Subsequent to June 30, 2000, an additional $390,000 was raised and an additional $200,000 was raised in a bridge financing.

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

ITEM 1.  LEGAL PROCEEDINGS          None

ITEM 2.  CHANGES IN SECURITIES      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION

In July 2000, Baby's Best entered into a distribution agreement with a large international food distribution company, pursuant to which it will distribute Baby's Best Infant Formula in South Central and Latin America. The Company expects that initial orders will commence in November 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)         Exhibits

                EX-27      Financial Data Schedule

(b)         Reports on Form 8-K

         Form 8-K/A to Form 8-K dated March 21, 2000 reporting reverse merger with Mully Corp. and filing audited financial statements for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BABY'S BEST LABORATORIES, INC.

Dated:  September 18, 2000

                                 By: /s/ PATRICIA BISHOP
                                     --------------------------
                                     Patricia Bishop, President